Form 10QSB
period 2001-03-31
LANDIS & PARTNERS INC
filed 2001-05-15
CIK 1108702

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-30057






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

There are 2,996,000 shares of common stock outstanding as of March 31, 2001.

                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    INDEPENDENT AUDITORS' REPORT

Board of Directors                               May 3, 2001
Landis and Partners, Inc.
Las Vegas, Nevada

     We have compiled the accompanying balance sheets of Landis and Partners, Inc., as of March 31, 2000 and March 31, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

      The financial statements for the year ended December 31, 2000 and December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated February 14, 2000. We have not performed any auditing procedures since that date.



                      Landis and Partners, Inc.
                    (A Development Stage Company)
                            BALANCE SHEET

                                               Unaudited
                                 Unaudited     March 31,      Audited
                                 March 31,       2000         December
                                   2001                       31, 1999
            ASSETS
Current Assets
Cash                                   -0-              -0-         -0-
Property and Equipment                 -0-              -0-         -0-

                                       -0-              -0-         -0-
                                    ======          =======      ======
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
Current Liabilities
Loan payable                            900              -0-         900

Total current liabilities                                -0-         -0-

STOCKHOLDERS' EQUITY
Common stock $.001 par value,
20,000,000 shares authorized,
   2,996,000 shares issued and        2,996            2,996       2,996
   outstanding
Preferred stock $.001 par value,                         -0-         -0-
    5,000,000 shares
   authorized, no
    shares issued and
   outstanding
Deficit accumulated during
development stage                   (3,896)          (2,996)     (2,996)
TOTAL STOCKHOLDERS' EQUITY            (900)              -0-       (900)

                                    $   -0-         $    -0-     $   -0-
                                    ======          =======       ======

See accompanying accountant's report
The accompanying notes are an integral part of these financial statements.



                            Landis and Partners, Inc.
                          (A Development Stage Company)
                               STATEMENT OF INCOME
          For the Three Months Ended March 31, 2001 and March 31, 2000,
             the Years Ended December 31, 2000 and December 31, 1999
         and the Period February 20, 1998 (inception) to March 31, 2001

                  Unaudited    Unaudited     Audited       Audited     February
                    Three        Three      Year Ended   Year Ended    20, 1998
                    months       Months      December     December    (inception)
                 Ended March  Ended March    31, 2000     31, 1999     to March
                   31, 2001     31, 2000                               31, 2001
Revenue                  $-0-          -0-          -0-          -0-          -0-
Cost of Sales             -0-          -0-          -0-          -0-          -0-

Gross Profit              -0-          -0-          -0-          -0-          -0-

Operating
Expenses
Filing Fees               -0-          -0-          -0-          300          300
Professional              -0-          -0-          900        2,696        2,696
Fees
                          -0-          -0-          900        2,996        2,996

Net Income              (-0-)        (-0-)        (900)      (2,996)
(Loss) Before                                                             (2,996)
Income Taxes

Income Taxes              -0-          -0-          -0-          -0-          -0-

Net Income             $(-0-)        (-0-)        (900)      (2,996)     $(2,996)
(Loss)

Earnings per              -0-          -0-          -0-          -0-
share of common
stock

Weighted average    2,996,000    2,996,000    2,996,000    2,996,000
numbers of
shares
outstanding

The accompanying notes are an integral part of these financial statements.

                            Landis and Partners, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 March 31, 2001

                     Preferred    Stock     Common Stock     Stock                   Deficit
                       Stock     Amount                      Amount                 Accumulate
                                                                         Paid in     d During
                                                                         Capital    Developmen
                                                                         Amount      t Stage      Total

Balance February          -0-         -0-            -0-          -0-          -0-        -0-       $-0-
20, 1998

Stock Issued              -0-          -0-     2,996,000        2,996          -0-        -0-      2,996

Retained Earnings         -0-          -0-           -0-          -0-          -0-     (2,996)   (2,996)
(Loss)

Balance December          -0-          -0-     2,996,000        2,996          -0-     (2,996)       -0-
31, 1998

Retained Earnings         -0-          -0-           -0-          -0-          -0-        -0-        -0-
(Loss)

Balance December          -0-          -0-     2,996,000        2,996          -0-    (2,996)        -0-
31, 1999

Retained Earnings         -0-          -0-           -0-          -0-          -0-      (900)      (900)
(Loss)

Balance December          -0-         -0-      2,996,000        $2,996        -0-    $(3,896)      (900)
31, 2000

Retained earnings         -0-          -0-           -0-          -0-          -0-        -0-        -0-
(loss)

Balance March 31,         -0-          -0-     2,996,000        2,996          -0-    (3,896)      (900)
2001

See accompanying accountant's report
The accompanying notes are an integral part of these financial statements.


                            Landis and Partners, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Three Months Ended March 31, 2001 and March 31, 2000
             the Year Ended December 31, 2000 and December 31, 1999
         and the Period February 20, 1998 (inception) to March 31, 2001

                       Unaudited    Unaudited     Audited      Audited      February
                         Three        Three         Year         Year       20, 1998
                         Months      Months        Ended        Ended     (inception)
                         Ended        Ended       December     December        to
                       March 31,    March 31,     31, 2000     31, 1999    March 31,
                          2000        2000                                    2001

Net Income/(Loss)             -0-         -0-         (900)      (2,996)     $(3,896)
   Adjustments to             -0-         -0-           900          -0-          900
reconcile net income
to net cash provided
by operating
activities:
                         --------   ---------      ---------  ----------   ----------
Cash From Operations          -0-         -0-            -0-         -0-      (2,996)
                         --------   ---------      ---------  ----------   ----------
Cash From Investing           -0-         -0-            -0-         -0-          -0-
Activities
                         --------   ---------      ---------  ----------   ----------
Cash From Financing
Activities
Stock Issued                  -0-         -0-            -0-         -0-        2,996
                         --------   ---------      ---------  ----------   ----------
Net Increase in Cash          -0-         -0-            -0-         -0-          -0-

Beginning Cash                -0-         -0-            -0-         -0-          -0-
Balance
                         --------   ---------      ---------  ----------   ----------
Ending Cash Balance           -0-         -0-            -0-         -0-          -0-
                         ========   =========      =========   ==========  ==========

   The accompanying notes are an integral part of these financial statements.



                    Landis and Partners, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
      March 31, 2000, December 31, 2000 and March 31, 2000

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

NOTE 4:  COMMON STOCK

As  of March 31, 2001, December 31, 2000 and March 31, 2000,  the
Company had 2,996,000 shares of common stock, par value $.001, issued and outstanding.

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



                           Date: May 15, 2000