Form 10QSB
period 2001-06-30
LANDIS & PARTNERS INC
filed 2001-08-14
CIK 1108702

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 000-30057






                     LANDIS & PARTNERS, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0386345
(State of organization) (I.R.S. Employer Identification No.)

16810 E. Avenue of the Fountains, #200
Fountain Hills, Arizona 85268
(Address of principal executive offices)

Registrant's telephone number, including area code (602) 837-0017

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 2,996,000 shares of common stock outstanding as of August 14, 2001.

                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    INDEPENDENT AUDITORS' REPORT

Board of Directors                            August 6, 2001
Landis and Partners, Inc.
Las Vegas, Nevada

     We have compiled the accompanying balance sheets of Landis and Partners, Inc., as of June 30, 2000 and June 30, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the periods ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

      The financial statements for the year ended December 31, 2000 and December 31, 1999, were audited by us and we expressed an unqualified opinion on the statements in their report dated February 14, 2001. We have not performed any auditing procedures since that date.



                      Landis and Partners, Inc.
                    (A Development Stage Company)
                            BALANCE SHEET

                                            Unaudited               Audited
                                     June 30,    June 30, 2000    December 31,
                                       2001                           2000
                                     ASSETS
Current Assets
Cash                                          -              -               -
Property and Equipment                        -              -               -
                                     ----------     ----------      ----------
                                              -              -               -
                                     ==========     ==========      ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Loan payable                                 900            900             900


STOCKHOLDERS' EQUITY
Common stock $.001 par value,
20,000,000 shares authorized,
   2,996,000 shares issued and
   outstanding                            2,996          2,996           2,996
Preferred stock $.001 par value,
  5,000,000 shares authorized, no
  shares issued and outstanding               -              -               -
Deficit accumulated during
development stage                       (3,896)        (3,896)         (3,896)
                                     ----------     ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                (900)              -           (900)
                                     ----------     ----------      ----------
                                       $      -   $          -     $         -
                                     ==========     ==========      ==========

See accompanying accountant's report
The accompanying notes are an integral part of these financial statements.



                            Landis and Partners, Inc.
                          (A Development Stage Company)
                               STATEMENT OF INCOME
           For the Three Months Ended June 30, 2001 and June 30, 2000,
               the Six Months Ended June30, 2000 and June 30, 2001
          and the Period February 20, 1998 (inception) to June 30, 2001

                                                                                         February 20,
                        Unaudited                   Unaudited              Audited           1998
                    Three months Ended           Six Months Ended         Year Ended     (inception)
                                                                                              to
                  June 30,      June 30,      June 30,      June 30,     December 31,   June 30, 2001
                    2001          2000          2001          2000           2000
Revenue             $      -      $      -      $      -      $      -         $      -       $      -

Cost of Sales              -             -             -             -                               -
                 -----------   -----------   -----------   -----------       ----------     ----------

Gross Profit               -             -             -             -                               -

Operating
Expenses
Filing Fees                -             -             -             -                -            300
Professional Fees          -             -             -             -              900          2,696
                 -----------   -----------   -----------   -----------       ----------     ----------
                           -             -                                          900          2,996
                 -----------   -----------   -----------   -----------       ----------     ----------
Net Income
(Loss) Before
Income Taxes               -             -             -             -              900        (2,996)

Income Taxes               -             -             -             -                               -
                 -----------   -----------   -----------   -----------       ----------     ----------

Net Income          $      -      $      -      $      -      $      -              900       $(2,996)
(Loss)
                 ===========   ===========   ===========   ===========       ==========     ==========

Earnings per
share of common     $      -      $      -      $      -      $      -         $      -
stock

Weighted
average numbers
of shares          2,996,000     2,996,000     2,996,000     2,996,000            2,996
outstanding

See accompanying account's report.
The accompanying notes are an integral part of these financial statements.



                            Landis and Partners, Inc.
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  June 30, 2001

                     Preferred   Stock       Common       Stock                  Deficit
                       Stock     Amount       Stock      Amount                Accumulated
                                                                    Paid in      During
                                                                    Capital    Development
                                                                    Amount        Stage       Total

Balance February
20, 1998                    -          -            -           -           -            -     $     -

Stock Issued                -           -    2,996,000      2,996           -            -       2,996

Retained Earnings
(Loss)                      -           -            -          -           -      (2,996)     (2,996)
                      -------    --------   ----------    -------    --------     --------    --------
Balance December
31, 1998                    -           -    2,996,000      2,996           -      (2,996)           -

Retained Earnings
(Loss)                      -           -            -          -           -            -           -
                      -------    --------   ----------    -------    --------     --------    --------
Balance December
31, 1999                    -           -    2,996,000      2,996           -      (2,996)           -

Retained Earnings
(Loss)                      -           -            -          -           -        (900)       (900)
                      -------    --------   ----------    -------    --------     --------    --------
Balance December
31, 2000                    -           -    2,996,000     $2,996           -     $(3,896)       (900)

Retained earnings
(loss)                      -           -            -          -           -            -           -
                      -------    --------   ----------    -------    --------     --------    --------

Balance June 30, 2001       -           -    2,996,000      2,996           -      (3,896)       (900)
                      =======    ========   ==========    =======    ========     ========    ========

See accompanying accountant's report
The accompanying notes are an integral part of these financial statements.


                            Landis and Partners, Inc.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
           For the Three Months Ended June 30, 2001 and June 30, 2000
              the Six Months Ended June 30, 2000 and June 30, 2001
          and the Period February 20, 1998 (inception) to June 30, 2001

                                                                                       February 20,
                                      Unaudited                   Unaudited                1998
                                  Three Months Ended           Six Months Ended       (inception) to
                                June 30,     June 30,     June 30,2001    June 30,    June 30, 2001
                                  2001         2000                         2000

Net Income/(Loss)                $      -       $      -       $      -     $      -        $(3,896)
 Adjustments to
  reconcile net income
  to net cash provided
  by operating activities:              -              -                           -             900
    Loan payable
                               ----------     ----------     ----------    ---------       ---------
Cash Used in Operations                 -              -              -            -         (2,996)
                               ----------     ----------     ----------    ---------       ---------
Cash Used in Investing                  -              -              -            -               -
Activities
                               ----------     ----------     ----------    ---------       ---------
Cash Provided by Financing
 Activities
   Stock Issued                         -              -              -            -           2,996
                               ----------     ----------     ----------    ---------       ---------
Net Change in Cash                      -              -              -            -               -

Beginning Balance                       -              -              -            -               -
                               ----------     ----------     ----------    ---------       ---------
Ending Balance                   $      -       $      -       $      -     $      -        $      -
                               ==========     ==========     ==========    =========       =========

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Professional fees incurred by the Company were paid by a shareholder of the Company.

See accompanying account's report.
The accompanying notes are an integral part of these financial statements.



                    Landis and Partners, Inc.
                (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS
                 June 30, 2001 and June 30,2000

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

NOTE 4:  COMMON STOCK

As  of  June 30, 2001, December 31, 2000 and June 30,  2000,  the
Company had 2,996,000 shares of common stock, par value $.001, issued and outstanding.

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



                           Date: August 14, 2001