Form 10QSB
period 2001-09-30
LANDIS & PARTNERS INC
filed 2001-11-14
CIK 1108702

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                       REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 000-30057






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

There are 2,996,000 shares of common stock outstanding as of Novembert 14, 2001.

               PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                Michael L. Stuck C.P.A., P.C.
             7585 East Redfield Road, Suite 201
                    Scottsdale, AZ. 85260
                        480-607-1084



                                            October 29, 2001



Board of Directors and Stockholders
Landis and Partners
Las Vegas, Nevada

      We have compiled the accompanying balance sheets of Landis and Partners as of September 30, 2001 and September 30, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the periods then ended, in accordance with the Statement of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

      We audited the financial statements for the year ended December 31, 2000, and we expressed an unqualified opinion on the statements in our report dated February 14, 2001. We have not performed any auditing procedures since that date.
                     Landis and Partners
              (a development stage enterprise)
                       Balance Sheets
September 30, 2001, September 30, 2000 and December 31, 2000

                                             Unaudited             Audited
                                    September 30, September 30,  December 31,
                                        2001          2000           2000
                                       -------      ---------      --------
                                   ASSETS
CURRENT ASSETS
  Cash                                 $      -       $       -    $        -

PROPERTY AND EQUIPMENT                        -               -             -
                                      ---------      ----------   -----------
                                       $      -       $       -    $        -
                                      =========      ==========   ===========



                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Loan payable                         $    900       $     900    $      900

STOCKHOLDER'S EQUITY
  Common stock, $.001 par value,
   20,000,000, shares authorized,
   2,996,000 shares issued
   and outstanding                        2,996           2,996         2,996
  Preferred stock, $.001 par value,
   5,000,000, shares authorized,
   no shares issued
   and outstanding                            -               -             -
  Deficit accumulated during
   development stage                    (3,896)         (3,896)       (3,896)
                                      ---------      ----------   -----------
     Total stockholders' equity           (900)           (900)         (900)
                                      ---------      ----------   -----------
                                       $      -       $       -    $        -
                                      =========      ==========   ===========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                               Landis and Partners
                        (a development stage enterprise)
                              Statements of Income
      For the Three Months Ended September 30, 2001 and September 30, 2000,
      and the Nine Months Ended September 30, 2001 and September 30, 2000,
                        The Year Ended December 31, 2000,
       and the Period February 20, 1998 (inception) to September 30, 2001

                                     Unaudited                       Unaudited               Audited     February 20, 1998
                           Three Months Ended September     Nine Months Ended September     Year Ended      inception to
                                        30,                             30,
                                2001            2000            2001           2000        December 31,  September 30, 2001
                                                                                               2000
                            -----------       ---------      ---------       ---------      ---------       -----------
Revenue                      $         -       $        -     $         -     $        -   $        -            $        -

Cost of Sales                          -                -               -              -            -                     -
                            ------------      -----------    ------------    -----------  -----------           -----------
Gross Profit                           -                -               -              -            -                     -

Operating Expenses
Filing Fees                            -                -               -              -            -                   300
Professional Fees                      -                -               -              -          900                  2696
                            ------------      -----------    ------------    -----------  -----------           -----------
                                       -                -               -              -          900                 2,996
                            ------------      -----------    ------------    -----------  -----------           -----------
Net Income (Loss)
 before Income Taxes                   -                -               -              -        (900)               (2,996)

Income Taxes                           -                -               -              -            -                     -
                            ------------      -----------    ------------    -----------  -----------           -----------
Net Income (Loss)            $         -       $        -     $         -     $        -   $    (900)             $ (2,996)
                            ============      ===========    ============    ===========  ===========           ===========
Earnings Per Share
 of Common Stock             $         -       $        -     $         -     $        -   $        -

Weighted Average Number
 of Shares Outstanding         2,996,000        2,996,000       2,996,000      2,996,000    2,996,000

See accompanying accountant's report.
The accompanying notes are an integral part of these statements
                               Landis and Partners
                        (a development stage enterprise)
                        Statement of Stockholders' Equity
                               September 30, 2001

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Paid in        During
                          Preferred       Stock        Common         Stock        Capital      Development
                            Stock        Amount        Stock         Amount        Amount          Stage         Total
                          ---------    ----------    ---------      ---------    ----------     -----------    ----------
Balance February 20,             -         $     -              -      $      -     $       -      $       -     $       -
1998

Stock issued                     -               -      2,996,000         2,996             -              -         2,996

Retained earnings (loss)         -               -              -             -             -        (2,996)       (2,996)
                          --------        --------     ----------    ----------    ----------      ---------     ---------
Balance December 31,             -               -      2,996,000         2,996             -        (2,996)             -
1998

Retained earnings (loss)         -               -              -             -             -              -             -
                          --------        --------     ----------    ----------    ----------      ---------     ---------
Balance December 31,             -               -      2,996,000         2,996             -        (2,996)             -
1999

Retained earnings (loss)         -               -              -             -             -          (900)         (900)
                          --------        --------     ----------    ----------    ----------      ---------     ---------
Balance December 31,             -               -      2,996,000         2,996             -        (3,896)         (900)
2000

Retained earnings (loss)         -               -              -             -             -              -             -
                          --------        --------     ----------    ----------    ----------      ---------     ---------
Balance September 30,            -         $     -      2,996,000       $ 2,996      $      -      $ (3,896)     $   (900)
2001
                          ========        ========     ==========    ==========    ==========      =========     =========

See accompanying accountant's report.
The accompanying notes are an integral part of these statements


                               Landis and Partners
                        (a development stage enterprise)
                            Statements of Cash Flows
      For the Three Months Ended September 30, 2001 and September 30, 2000,
       and the Nine Months Ended September 30, 2001 and September 30, 2000
                        The Year Ended December 30, 2000,
       and the Period February 20, 1998 (inception) to September 30, 2001

                                            Unaudited                   Unaudited
                                       Three Months Ended           Nine Months Ended          Audited       February 20, 1998
                                          September 30,               September 30          The Year Ended     (inception) to
                                       2001          2000           2001         2000     December 31, 2000    September 30, 2001
                                    ---------      ---------     ---------     ---------    -------------      --------------
Net income (loss)                     $     -         $      -     $       -    $       -     $       -              $ (3,896)
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Loan payable                           -                -             -            -             -                    900
                                    ---------        ---------    ----------   ----------    ----------             ----------
Cash Used in Operations                     -                -             -            -             -                (2,996)
                                    ---------        ---------    ----------   ----------    ----------             ----------
Cash Used in Investing Activities           -                -             -            -             -                      -
                                    ---------        ---------    ----------   ----------    ----------             ----------
Cash Provided by Financing
Activities
  Stock issued                              -                -             -            -             -                  2,996
                                    ---------        ---------    ----------   ----------    ----------             ----------
Net Change in Cash                          -                -             -            -             -                      -

Beginning Balance                           -                -             -            -             -                      -
                                    ---------        ---------    ----------   ----------    ----------             ----------
Ending Cash Balance                   $     -          $     -     $       -     $      -     $       -              $       -
                                    =========        =========    ==========   ==========    ==========             ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Professional fees incurred by the Company were paid directly by a shareholder of the Company.

See accompanying accountant's report.
The accompanying notes are an integral part of these statements

                      Landis and Partners
               (a development stage enterprise)
                 Notes to Financial Statements
 September 30, 2001, December 31, 2000 and September 30, 2000


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

  NOTE 4: COMMON STOCK

         As  of  September  30, 2001, December  31,  2000  and
         September 30, 2000, the Company had 2,996,000  shares
         of   common  stock,  par  value  $0.001,  issued  and
         outstanding.

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





ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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



                           Date: November 14, 2001